Form 10-Q
period 1995-03-31
PIEDMONT MANAGEMENT CO INC
filed 1995-05-12
CIK 78457

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                    FOR QUARTER ENDED MARCH 31, 1995

                      Commission File Number 0-3578

                      Piedmont Management Company Inc.
            (Exact name of registrant as specified in its charter)

                       Delaware                   13-2612123
             (State or other jurisdiction       (IRS Employer
           of corporation or organization)  Identification Number)

                        80 Maiden Lane, New York, N.Y.
                                     10038

                     (Address of principal executive offices)
                                   (Zip Code)

      Registrant's telephone number, including area code: (212) 363-4650

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   YES  X    NO
                                                       ----      ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                          Common Stock - $.50 Par Value
                          Authorized 12,000,000 Shares
                     5,252,008 Shares Issued and Outstanding
                    (Includes 265,000 Shares of Treasury Stock)

PIEDMONT MANAGEMENT COMPANY INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                   Three Months Ended March 31,
                                                    1995                 1994
REINSURANCE OPERATIONS:
  Gross premiums earned. . . . . . . . . . .     $52,641,308            $50,321,190
  Ceded premiums earned. . . . . . . . . . .     (23,167,564)           (21,655,314)
                                                 -----------             -----------
  Net premiums earned. . . . . . . . . . . .      29,473,744             28,665,876
  Net investment income. . . . . . . . . . .       5,195,070              4,571,579
  Realized capital gains . . . . . . . . . .         851,788                352,160
                                                  ----------             -----------
  Total revenues . . . . . . . . . . . . . .      35,520,602             33,589,615

  Losses and loss expenses . . . . . . . . .      38,821,392             47,760,431
  Reinsurance recoveries . . . . . . . . . .     (15,542,706)           (16,959,916)
                                                  ----------             -----------
  Net losses and loss expenses . . . . . . .      23,278,686             30,800,515
  Acquisition & other underwriting expenses.      12,844,184             10,753,224
                                                  ----------             ----------
  Total expenses . . . . . . . . . . . . . .      36,122,870             41,553,739
  Reinsurance operating loss . . . . . . . .        (602,268)            (7,964,124)

INVESTMENT ADVISORY OPERATIONS:
  Advisory, counseling fees & other income..       5,149,381              5,685,741
  Service and marketing costs. . . . . . . .       4,295,931              4,717,876
                                                   ---------              ---------
  Investment advisory operating income . . .        853,450                 967,865

PARENT COMPANY:
  Investment and other income. . . . . . . .        233,238                 244,435
  Realized capital gains (losses). . . . . .            934                  (4,211)
  Interest expense . . . . . . . . . . . . .        512,199                  97,541
  Other corporate expenses . . . . . . . . .        319,518                 403,081
                                                    -------                 --------
  Parent company operating loss. . . . . . .       (597,545)               (260,398)

Loss before equity in net earnings (losses)
 of investees and income tax benefits . . .        (346,363)             (7,256,657)
Equity in net earnings (losses) of investees         85,584                 (19,535)
                                                   ---------             ----------
                                                   (260,779)             (7,276,192)
Credit for income taxes:
  Current. . . . . . . . . . . . . . . . . .         30,058               2,144,227
  Deferred . . . . . . . . . . . . . . . . .        209,626                 706,577
                                                    -------               ---------
                                                    239,684               2,850,804

Net loss . . . . . . . . . . . . . . . . . .       $(21,095)            $(4,425,388)
                                                    ========             ===========
LOSS PER COMMON SHARE (EXHIBIT 11):
Net loss . . . . . . . . . . . . . . . . . .          $ -                     $(.89)
Deduction for preferred dividends. . . . . .          (.01)                    (.01)
                                                      -----                    -----
    Net loss . . . . . . . . . . . . . . . .         $(.01)                   $(.90)
                                                      =====                    =====

See accompanying Notes to  Financial Statements.

PIEDMONT MANAGEMENT COMPANY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                                           3/31/95         12/31/94
                                                          (Unaudited)      (Audited)
Assets:
 Fixed Maturities:
  Held-to-Maturity, at amortized cost
  (market:  $9,012,859; $8,818,353). . . . .              $ 8,798,605     $ 8,813,314
  Available-for-Sale, at market
  (amortized cost:  $264,735,407; $262,325,625)           253,615,369     244,335,744
 Equity Securities, at market
  (cost:  $51,363,026; $67,214,430). . . . .               50,991,671      66,666,764
 Short-term investments, at cost.. . . . . .               69,398,267      51,703,561
   Total investments . . . . . . . . . . . .              382,803,912     371,519,383
 Cash. . . . . . . . . . . . . . . . . . . .                7,268,462       9,066,870
 Investment in/advances to investee companies               4,818,800       4,634,527
 Accrued interest and dividends receivable .                3,930,679       3,687,258
 Reinsurance recoverable . . . . . . . . . .              170,108,811     170,278,300
 Premiums receivable . . . . . . . . . . . .               33,407,494      35,602,712
 Prepaid reinsurance premiums. . . . . . . .               25,273,924      22,980,856
 Deferred policy acquisition costs . . . . .               10,978,413      10,896,632
 Deferred income taxes . . . . . . . . . . .               19,113,713      21,799,010
 Other assets. . . . . . . . . . . . . . . .               25,517,508      25,003,520
                                                          -----------     -----------
   Total assets. . . . . . . . . . . . . . .             $683,221,716    $675,469,068
                                                          ===========     ===========
Liabilities and Stockholders' Equity:
 Outstanding losses and loss expenses. . . .             $458,823,684    $461,533,490
 Unearned premiums . . . . . . . . . . . . .               78,283,278      73,839,992
 Loan payable. . . . . . . . . . . . . . . .               20,000,000      20,000,000
 Expenses, taxes and other liabilities . . .               18,362,227      17,615,047
                                                          -----------     -----------
   Total liabilities . . . . . . . . . . . .              575,469,189     572,988,529

 Stockholders' equity:
 Capital stock:
  Preferred stock, $1 par value,
   authorized 2,000,000 shares;
   cumulative convertible Series A
   shares issued: 244,984 and 245,068 . . . .                244,984          245,068
  Common stock, $.50 par value,
   authorized 12,000,000 shares;
   shares issued:  5,252,008 and 5,250,539 . .             2,626,004        2,625,269
 Paid-in capital . . . . . . . . . . . . . . .            28,019,779       28,007,604
 Unrealized depreciation on investments and
   foreign translation adjustment, net of
   deferred income taxes. . . . . . . . . . . .          (8,553,295)      (13,929,580)
 Retained earnings . . . . . . . . . . . . .. .          87,137,555        87,254,678
 Less cost of treasury stock (265,000 shares
   common, 53,000 shares preferred) . . . . . .          (1,722,500)       (1,722,500)
                                                         ----------        -----------
   Total stockholders' equity. . . . . . . . .          107,752,527       102,480,539

 Commitments and contingencies
   Total liabilities and stockholders' equity          $683,221,716      $675,469,068
                                                        ===========      ============

See accompanying Notes to Financial Statements.

PIEDMONT MANAGEMENT COMPANY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                 Three Months Ended March 31,
                                                       1995              1994
Cash flows from operating activities:
 Net loss. . . . . . . . . . . . . . . . .            $(21,095)      $(4,425,388)
Adjustments to reconcile net loss to net
  cash from operating activities:
   Realized capital gains. . . . . . . . .            (852,722)         (347,949)
   Outstanding losses and loss expenses. .          (2,709,806)       14,254,663
   Unearned premiums . . . . . . . . . . .           4,443,286         2,988,020
   Reinsurance recoverable . . . . . . . .             169,489        (2,730,651)
   Premiums receivable . . . . . . . . . .           2,195,218        (1,702,915)
   Prepaid reinsurance premiums. . . . . .          (2,293,068)       (1,097,865)
   Deferred acquisition costs. . . . . . .             (81,781)        1,116,000
   Amortization of bond premium, net . . .             188,365           228,016
   Equity in net (earnings) losses of
     investees. . . . . . . . . . . . . .              (85,584)           19,535
   Income taxes recoverable. . . . . . . .             (30,058)       (2,144,227)
   Deferred income tax benefit . . . . . .            (209,626)         (706,577)
   Accrued interest and dividends  . . . .            (243,421)         (204,886)
   Other items, net. . . . . . . . . . . .             (15,151)         (259,473)
                                                    ----------        ----------
 Total cash flows from operating activities            454,046         4,986,303

Cash flows from investing activities:
 Purchases of Available-for-Sale securities        (10,234,242)      (21,951,549)
 Maturities of Available-for-Sale securities            -             17,334,399
 Sales of Available-for-Sale securities              7,657,425            -
 Net (purchases) sales of Equity Securities         17,697,415        (6,213,967)
 Net (purchases) sales/maturities of
    Short-term investments                         (17,385,877)        8,336,745
                                                   ------------       ----------
 Total cash flows from investing activities         (2,265,279)       (2,494,372)

Cash flows from financing activities:
 Repayment of loan . . . . . . . . . . . .               -              (525,000)
 Proceeds from exercise of stock options .              12,825           255,495
                                                       -------          --------
 Total cash flows from financing activities             12,825          (269,505)

Net increase (decrease) in cash. . . . . .          (1,798,408)        2,222,426
Cash balance, beginning of year. . . . . .           9,066,870         6,727,821
                                                    ----------        ----------
Cash balance, end of period. . . . . . . .        $  7,268,462       $ 8,950,247

Supplemental cash flow disclosure:
  Interest paid. . . . . . . . . . . . . .            $  -               $97,541

See accompanying Notes to Financial Statements.

PIEDMONT MANAGEMENT COMPANY INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (Unaudited)


1. BASIS OF PRESENTATION:

The interim financial information presented is unaudited. In the opinion of Company management, all adjustments necessary to present fairly the consolidated financial position and the results of operations for the interim periods have been made. The financial statements should be read in conjunction with the financial statements and related notes in the Company's 1994 Annual Report on Form 10K.

2. RESULTS PER COMMON SHARE:

In the first quarter of 1995 and 1994, loss per share was computed based on the weighted average number of common shares outstanding, excluding the effect of common stock equivalents which would be anti-dilutive. Dividends accrued of $.01 per share on cumulative convertible Series A preferred stock were deducted in arriving at net loss per common share in both periods.

PIEDMONT MANAGEMENT COMPANY INC.
  AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Three Months Ended March 31, 1995 and 1994

The Management's Discussion and Analysis contained in the Company's
Annual Report on Form 10-K for December 31, 1994 is incorporated herein by reference and should be read in conjunction with the following.

     CONSOLIDATED RESULTS OF OPERATIONS

The consolidated net loss for the period was $21,000, $0.01 per share, compared to a net loss of $4.4 million, $0.90 per share, a year ago. The 1994 results included after-tax losses of $5.5 million, $1.12 per share, from catastrophe losses, including the Northridge California earthquake. The consolidated results also include after-tax investment gains of $554,000, $0.11 per share, in 1995 compared to $348,000, $0.05 per share, in the prior period. A preferred dividend per share of $0.01 was deducted in each period.

A discussion and analysis of results of operations on a segment basis follows.

     REINSURANCE OPERATIONS

The reinsurance pre-tax operating loss was $603,000 in 1995 compared to to $8.0 million a year ago. The underwriting loss was $6.6 million compared to $12.9 million in the 1994 period. The 1994 underwriting loss included $6.3 million in losses from the Northridge California earthquake and $2.2 million in losses from winter storms. In 1995, underwriting results at The Reinsurance Corporation of New York (RECO) were also adversely affected by large losses, specifically, the occurrences of two fire losses totalling $2.1 million stemming from the company's participation in a commercial property underwriting pool. Added to this was $400,000 of aviation losses incurred through participation in another underwriting pool.

In contrast to the prior year, the lack of any major catastrophes in the quarter produced profitable results for the company's property/treaty rein-surance lines and its primary (direct insurance) operations. The company has taken action to address both the frequency and severity of catastrophe losses by purchasing additional reinsurance protection to minimize overall net loss from such occurrences in the future.

Earned premiums in the first quarter of 1995 were $29.5 million compared to $28.7 million a year ago. Losses and loss expenses incurred dropped to $23.3 million from $30.8 million last year. Acquisition and other underwriting expenses increased to $12.8 million in 1995 from $10.8 million a year ago.
Much of this increase relates to commissions earned under reinsurance treaties subject to sliding scale provisions where additional commissions are paid depending upon profits generated under the treaty.

PIEDMONT MANAGEMENT COMPANY INC.AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

The combined ratio, computed on a generally accepted accounting principles basis, was 122.6% in 1995 compared to 145.0% in the first quarter of 1994. The 1995 combined ratio includes 8.5 percentage points resulting from the large losses incurred by the underwriting pools and the 1994 combined ratio included 30 percentage points attributable to the earthquake and winter storm losses. Reinsurance industry conditions continue to lack balance. Although rates are firming in the property and personal lines areas, competition is driving rates downward in the casualty area. The company remains focused on specialty lines and development of its controlled source business as a strategy to offset the unstable market conditions prevalent in the reinsurance marketplace.

In April, RECO's rating by A.M. Best Company, an independent rating entity serving the insurance industry, was reduced from "A-" (Excellent) to
"B++" (Very Good). According to A.M. Best, although the rating downgrade primarily reflected RECO's poor operating results over the last five years and constrained growth in its policyholders' surplus, its rating outlook is stable, given the company's redirection toward a specialty lines company and other operational changes which should benefit operating results in the future. Management expects that the rating downgrade will limit RECO's ability to quote and participate on certain lines of new and renewal business during the remainder of 1995, resulting in a potential reduction in premium volume. This will occur on those accounts where cedants or insureds require a Best's rating
of A- or higher as a condition for placing business with a company.   Any
potential effects of this rating downgrade on results of operations will depend on the company's ability to replace the foregone new and renewal business with alternative sources of premium volume and the underlying profitability of the business replaced.

Net investment income in 1995 rose to $5.2 million compared to $4.6 million last year. This improvement is primarily attributable to increases in investment yields over the prior year period.

     INVESTMENT ADVISORY OPERATIONS

Investment advisory pre-tax income was $853,000 in 1995 compared to $968,000 a year ago, a 12% decline. Fees earned and other income decreased to $5.1 million from $5.7 million, while service and marketing costs also decreased to $4.3 million in 1995 from $4.7 million a year ago.

Mutual fund management fees, a component of  total revenues, were basically flat with the prior year, $2.4 million in each period. Investment counseling fees for Lexington Management Corporation (LMC) and Lexington Capital Management (LCM) combined fell approximately $300,000 from last
year, as did commissions on sales of the load funds.   Average net assets, on
which management fees are calculated, declined for certain mutual fund and

PIEDMONT MANAGEMENT COMPANY INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

counseling accounts in comparison to the prior year period. The main factors were the general decline in international equity markets, along with volatility in the precious metals sector, two areas where LMC and LCM have significant mutual fund and/or investment counseling asset bases.

The slow down in growth of investment advisory revenues thus far should turn around somewhat, given the strong performance of the domestic capital markets toward the latter part of the first quarter and continuing into the second quarter.

     PARENT COMPANY and INVESTEES

The pre-tax loss for the parent company was $598,000 in 1995 compared to $260,000 a year ago. Investment and other income was flat in comparison to the prior year with other corporate expenses declining to $320,000 from $403,000 in 1994. Interest expense, however, was up significantly to $512,000 from $98,000 a year ago and is tied to the parent company's $20.0 million bank loan agreement which was entered into at the end of 1994, replacing a much lower level of bank debt previously outstanding. Equity in net earnings (losses) of investees, represented by RECO's investment in Continental National Corporation, resulted in a net earnings pick-up of $86,000 in 1995 compared to a net loss of $20,000 a year ago.

Reflecting the pre-tax loss of $261,000, the company has accrued current and deferred tax benefits totalling $240,000 in 1995 compared to $2.9 million last year. Management believes the net deferred tax asset carried on March 31, 1995 in the amount of $19.1 million will be realized based on estimates of future taxable income. If actual future taxable income earned is lower than estimated, the amount of the tax benefit ultimately realized would be reduced.

     LIQUIDITY and FINANCIAL CONDITION

Total assets on March 31, 1995 grew to $683.2 million compared to $675.5 million at the end of 1994. Invested assets were $382.8 million at the end of March 1995 compared to $371.5 million at the end of 1994. Virtually all of the Company's fixed income investments, primarily bonds, are categorized as available-for-sale and carried at market values, with unrealized gains and losses reflected in stockholders' equity, net of related deferred income taxes. On March 31, 1995 the weighted average maturity of the bond portfolio was 3.8 years and the average quality rating was AA+. This portfolio registered a gain in market value during the quarter as bond yields fell for both short and intermediate term securities. On March 31, 1995 bonds carried at market value were $253.6 million with an amortized cost value of $264.7 million.

Total cash flow from operating activities was $454,000 on March 31, 1995
in comparison to $5.0 million a year earlier.   The main components of the

PIEDMONT MANAGEMENT COMPANY INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

turnover in cash flow relate to the payment of claims and recovery of taxes in periods subsequent to the first quarter last year. The Company's liquidity position remains strong. Management expects to meet ongoing cash obligations through internally generated funds without necessity for liquidating significant amounts of invested assets.

In keeping with an investment policy decision to reduce RECO's level of equity securities, during the first quarter a portion of its equity portfolio was sold. Proceeds were primarily reinvested in short term securities.

The Company is in compliance with all covenants under its senior term bank loan agreement and expects to be able to meet principal and interest payments on this loan mainly through the dividend paying capacity of its subsidiary companies. Principal payments amounting to $1.1 million are due by the end of 1995. Included among the loan covenants is a minimum statutory policyholders' surplus requirement of $90.0 million. On March 31, 1995 RECO's policyholders' surplus was $90.6 million.

Consolidated stockholders' equity on March 31, 1995 was $107.8 million, compared to $102.5 million at the end of 1994. The increase was attributable to the $5.3 million positive change in unrealized depreciation on invested assets during the period. Management is not aware of any events which are likely to cause any significant change in the Company's financial position in the foreseeable period.


Exhibit to Part I

"Computation of Loss Per Common Share and Common Equivalent Share for Three Months Ended March 31, 1995 and 1994."

PIEDMONT MANAGEMENT COMPANY INC. AND SUBSIDIARIES

Part II.  OTHER INFORMATION
Three Months Ended March 31, 1995 and 1994

Other items under Part II have been omitted since they are either not required or are not applicable.


                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PIEDMONT MANAGEMENT COMPANY INC.




         Date:  May 12, 1995      /s/ ROBERT M. DeMICHELE
                                  -------------------------
                                  Robert M. DeMichele, President
                                  (Chief Executive Officer)




         Date:  May 12, 1995      /s/ PETER J. PALENZONA
                                  --------------------------
                                  Peter J. Palenzona, Senior Vice President
                                  Finance and Administration
                                  (Chief Financial Officer)