Form 10-Q
period 1995-06-30
PIEDMONT MANAGEMENT CO INC
filed 1995-08-10
CIK 78457

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


                      For Quarter Ended June 30, 1995

                       Commission File Number 0-3578


                     Piedmont Management Company Inc.
          (Exact name of registrant as specified in its charter)


                Delaware                                   13-2612123
(State or other jurisdiction of corporation       (IRS Employer Identification
             or organization)                                Number)

                      80 Maiden Lane, New York, N.Y.
                                   10038

                 (Address of principal executive offices)
                                (Zip Code)

    Registrant's telephone number, including area code: (212) 363-4650


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            YES  X   NO
                                                                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                       Common Stock - $.50 Par Value
                       Authorized 12,000,000 Shares
                  5,252,006 Shares Issued and Outstanding
                (Includes 265,000 Shares of Treasury Stock)

PIEDMONT MANAGEMENT COMPANY INC. AND SUBSIDIARIES
Part I.  Financial Information

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                               Three Months Ended June 30,      Six Months Ended June 30,
                                   1995             1994           1995           1994
Reinsurance Operations:
 Gross premiums earned . . . .  $55,455,028      $50,223,449   $108,096,336    $100,544,639
 Ceded premiums earned . . .    (22,344,979)     (22,450,132)   (45,412,543)    (44,105,446)
                                 ----------       ----------     ----------      -----------
 Net premiums earned . . . . .   33,110,049       27,773,317     62,583,793      56,439,193
 Net investment income . . . .    5,100,186        4,459,762     10,295,256       9,031,341
 Realized capital gains. . . .      433,359          362,315      1,285,147         714,475
 Total revenues. . . . . . . .   38,643,594       32,595,394     74,164,196      66,185,009
 Losses and loss expenses. . .   38,935,174       55,452,639     77,756,566     103,213,070
 Reinsurance recoveries. . . .  (16,704,583)     (33,108,093)   (32,247,289)    (50,068,009)
                                 ----------       ----------     ----------      ----------
 Net losses and loss expenses    22,230,591       22,344,546     45,509,277      53,145,061
 Acquisition and other
    underwriting expenses. . .   11,203,427        9,818,861     24,047,611      20,572,085
 Total expenses. . . . . . . .   33,434,018       32,163,407     69,556,888      73,717,146

 Reinsurance operating
    income (loss). . . . . . .    5,209,576         431,987       4,607,308      (7,532,137)

Investment Advisory Operations:
 Advisory, counseling fees and
     other income. . . . . . .    5,292,838       5,323,576      10,442,219      11,009,316
 Service and marketing costs .    4,513,870       4,363,071       8,809,801       9,080,946
                                  ---------       ---------      ----------      ----------
 Investment advisory income. .      778,968         960,505       1,632,418       1,928,370

Parent Company:
 Investment and other income .      210,985         174,072         444,223         418,507
 Realized capital gains (losses)     (1,059)        372,426            (125)        368,215
 Interest expense. . . . . . .      460,388         112,415         972,587         209,956
 Other corporate expenses. . .      423,699         465,129         743,217         868,210
                                    --------        -------        --------        --------
 Parent company operating loss      (674,161)       (31,046)     (1,271,706)       (291,444)

Income (loss) before equity
  in net earnings (losses) of
  investees and provision
  (credit) for income taxes. .     5,314,383      1,361,446       4,968,020      (5,895,211)
Equity in net earnings (losses)
  of investees . . . . . . . .       157,946        (31,465)        243,530         (51,000)
                                   ---------      ----------      ---------       ----------
                                   5,472,329      1,329,981       5,211,550      (5,946,211)
Provision (credit) for income taxes:
 Current . . . . . . . . . . .     1,107,435         (5,794)      1,077,377      (2,150,021)
 Deferred. . . . . . . . . . .       604,709        301,044         395,083        (405,533)
                                   ---------       --------       ---------      ----------
                                   1,712,144        295,250       1,472,460      (2,555,554)

Net income (loss) . . . . . .    $ 3,760,185    $ 1,034,731     $ 3,739,090     $(3,390,657)
                                   =========      =========       =========      ===========
RESULTS PER COMMON SHARE (EXHIBIT 1):
Net income (loss). . . . . . .         $.70           $.19            $.69            $(.68)
Deduction for preferred dividends         -             -               -              (.02)
                                        ---            ---             ---            ------
Net income (loss). . . . . . .         $.70           $.19            $.69            $(.70)
                                        ===            ===             ===             =====

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

PIEDMONT MANAGEMENT COMPANY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                              6/30/95             12/31/94
                                                           (Unaudited)           (Audited)
ASSETS:
Fixed Maturities:
    Held-to-Maturity, at amortized cost
       (market:  $9,255,575 and $8,818,353)               $   8,793,858      $    8,813,314
    Available-for-Sale, at market. . . . . .
       (amortized cost:  $261,345,152 and
         $262,325,625). . . . . .. . . . . .                258,297,360         244,335,744
    Equity Securities, at market
      (cost:  $55,844,448 and $67,214,430) .                 57,872,389          66,666,764
 Short-Term investments, at cost . . . . . .                 65,469,740          51,703,561
                                                            -----------         -----------
   Total investments . . . . . . . . . . . .                390,433,347         371,519,383
 Cash. . . . . . . . . . . . . . . . . . . .                 15,070,439           9,066,870
 Investments in and advances to investee companies            5,099,164           4,634,527
 Accrued interest and dividends receivable .                  3,507,053           3,687,258
 Reinsurance recoverable . . . . . . . . . .                169,514,471         170,278,300
 Premiums receivable . . . . . . . . . . . .                 36,206,048          35,602,712
 Prepaid reinsurance premiums. . . . . . . .                 24,305,852          22,980,856
 Deferred policy acquisition costs . . . . .                 11,338,710          10,896,632
 Deferred income taxes . . . . . . . . . . .                 14,769,912          21,799,010
  Other assets . . . . . . . . . . . . . . .                 23,270,368          25,003,520
                                                             ----------          ----------
   Total assets. . . . . . . . . . . . . . .               $693,515,364        $675,469,068
                                                            ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Outstanding losses and loss expenses. . . .               $455,755,901        $461,533,490
 Unearned premiums . . . . . . . . . . . . .                 78,493,876          73,839,992
 Loan payable. . . . . . . . . . . . . . . .                 20,000,000          20,000,000
 Expenses, taxes and other liabilities . . .                 20,808,849          17,615,047
                                                            -----------          ----------
   Total liabilities . . . . . . . . . . . .                575,058,626         572,988,529
 Stockholders' equity:
 Capital stock:
  Preferred stock, $1 par value, authorized 2,000,000
  shares cumulative convertible Series A shares issued:
  244,984 and 245,068 . . . . . . . . . . .                     244,984             245,068
  Common stock, $.50 par value, authorized 12,000,000
   shares; shares issued:  5,252,006 and 5,250,539            2,626,003           2,625,269
 Paid-in capital . . . . . . . . . . . . . .                 28,019,779          28,007,604
 Unrealized depreciation on investments and foreign
  translation adjustment, net of deferred income taxes       (1,609,267)        (13,929,580)
 Retained earnings . . . . . . . . . . . . .                 90,897,739          87,254,678
 Less cost of treasury stock (265,000 shares common,
  53,000 shares preferred) . . . . . . . . .                 (1,722,500)         (1,722,500)
                                                             ----------          -----------
   Total stockholders' equity. . . . . . . .                118,456,738         102,480,539
 Commitments and contingencies
   Total liabilities and stockholders' equity              $693,515,364        $675,469,068
                                                            ===========         ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

PIEDMONT MANAGEMENT COMPANY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                       Six Months Ended June 30,
                                                       1995                 1994

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) . . . . . . . . . . . . .      $3,739,090           $ (3,390,657)
 Adjustments to reconcile net income (loss)
  to net cash from operating activities:
    Realized capital gains . . . . . . . . .      (1,285,022)            (1,082,690)
    Outstanding losses and loss expenses . .      (5,777,589)            28,117,849
    Unearned premiums. . . . . . . . . . . .       4,653,884              9,158,849
    Reinsurance recoverable. . . . . . . . .         763,829            (20,227,565)
    Premiums receivable. . . . . . . . . . .        (603,336)            (1,359,957)
    Prepaid reinsurance premiums . . . . . .      (1,324,996)            (1,086,735)
    Deferred acquisition costs . . . . . . .        (442,078)            (1,800,000)
    Amortization of bond premium, net. . . .         223,678                435,112
    Equity in net (earnings) losses of investees    (243,530)                51,000
    Income taxes payable (recoverable) . . .       1,077,377             (2,151,400)
    Deferred income tax expense (benefit). .         395,083               (405,533)
    Accrued interest and dividends . . . . .         180,205                156,180
    Other items, net . . . . . . . . . . . .       4,028,004             (1,275,803)
                                                   ---------             -----------
 Total cash flows from operating activities.       5,384,599              5,138,650

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of Held-to-Maturity securities. .           -                 (3,051,094)
 Purchases of Available-for-Sale securities.     (27,760,100)           (42,228,727)
 Proceeds from maturity of Held-to-Maturity
   securities. . . . . . . . . . . . . . . .           -                  4,000,000
 Proceeds from maturity of Available-for-Sale
   securities. . . . . . . . . . . . . . . .           -                    896,108
 Proceeds from sale of Available-for-Sale
   securities . . . . . . . . .. . . . . . .      29,218,356             35,232,296
 Net (purchases) sales of Equity Securities.      12,914,068             (9,571,862)
 Net (purchases) sales/maturities of Short
    Term investments. . . . . . . . . . . . .    (13,766,179)            15,388,256
                                                 -----------             ----------
 Total cash flows from investing activities .        606,145                664,977

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of loans. . . . . . . . . . . . .           -                 (1,050,000)
 Proceeds from exercise of stock options . .          12,825                272,107
                                                     -------             ----------
 Total cash flows from financing activities.          12,825              (777,893)

Net increase in cash . . . . . . . . . . . .       6,003,569              5,025,734
Cash balance, beginning of year. . . . . . .       9,066,870              6,727,821
                                                  ----------             ----------
Cash balance, end of period. . . . . . . . .     $15,070,439            $11,753,555
                                                  ==========             ==========
Supplemental cash flow disclosure:
 Interest paid . . . . . . . . . . . . . . .      $ 479,589              $ 209,956

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

2.   RESULTS PER COMMON SHARE:

In the six months ended June 30, 1994, loss per share was based on the weighted average number of common shares outstanding, excluding the effect of common stock equivalents which would be anti-dilutive. Dividends accrued of $0.02 per share on cumulative convertible Series A preferred stock were deducted in arriving at the net loss per share in this period.

3.   SUBSEQUENT EVENT:

On August 7, 1995, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Chartwell
Re Corporation ("Chartwell"), pursuant to which the Company agreed to merge (the "Merger") with and into Chartwell, with Chartwell being the surviving corporation. Following the Merger, The Reinsurance Corporation of New York, the Company's principal reinsurance underwriting subsidiary ("RECO"), will become a subsidiary of Chartwell Reinsurance Company, the reinsurance underwriting subsidiary of Chartwell.

In the Merger, holders of common and preferred stock of the Company will receive newly-issued shares of common stock of Chartwell representing approximately 45.25% of the outstanding common stock of the combined entity. Chartwell intends to seek a stock exchange listing of its common stock effective upon the closing of the Merger.

Prior to the Merger, Lexington Management Corporation (combined with the Company's other asset management operations) will be spun-off to the Company's stockholders in a tax-free transaction. Also prior to the Merger, stockholders of the Company will receive a dividend of contingent interest notes of the Company. The notes, which will mature on June 30, 2006, unless previously redeemed, will not pay any interest to holders until maturity. The notes will provide for payment of up to $57.0 million to holders at maturity, substantially depending on the results, particularly loss reserve development, over time of RECO's previously written business. The notes may be settled at maturity in registered common stock. The notes will be assumed by Chartwell in the Merger.

The combined entity will be managed by Chartwell's current management team. Four members of the Company's existing
Board of Directors will become directors of Chartwell upon the Merger. Pursuant to the Merger Agreement, the Company would increase RECO's reserves for losses incurred but not reported in respect of its existing business by $25.0 million prior to closing.

The Merger is subject to the consent of the Company's and Chartwell's stockholders, the consent of the holders of Chartwell's 10-1/4% Senior Notes due 2004, bank and regulatory approval and certain other conditions. The Merger is expected to be consummated in the fourth quarter of 1995.

PIEDMONT MANAGEMENT COMPANY INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for December 31, 1994 is incorporated herein by reference and should be read in conjunction with the following.

On August 7, 1995, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Chartwell
Re Corporation ("Chartwell"), pursuant to which the Company agreed to merge (the "Merger") with and into Chartwell, with Chartwell being the surviving corporation.
Following the Merger, The Reinsurance Corporation of New
York, the Company's principal reinsurance underwriting subsidiary ("RECO"), will become a subsidiary of Chartwell
Reinsurance Company, the reinsurance underwriting subsidiary of Chartwell.

In the Merger, holders of common and preferred stock of the Company will receive newly-issued shares of common stock of Chartwell representing approximately 45.25% of the outstanding common stock of the combined entity.
Chartwell intends to seek a stock exchange listing of its common stock effective upon the closing of the Merger.

Prior to the Merger, Lexington Management Corporation
(combined with the Company's other asset management operations) will be spun-off to the Company's stockholders in a tax-free transaction. Also prior to the Merger, stockholders of the Company will receive a dividend of contingent interest notes of the Company. The notes, which will mature on June 30, 2006, unless previously redeemed, will not pay any interest to holders until maturity. The notes will provide for payment of up to $57.0 million to holders at maturity, substantially depending on the results, particularly loss reserve development, over time of RECO's previously written business. The notes may be settled at maturity in registered common stock. The notes will be assumed by Chartwell in the Merger.

The combined entity will be managed by Chartwell's current management team. Four members of the Company's existing
Board of Directors will become directors of Chartwell upon the Merger. Pursuant to the Merger Agreement, the Company would increase RECO's reserves for losses incurred but not reported in respect of its existing business by $25.0 million prior to closing.

The Merger is subject to the consent of the Company's and Chartwell's stockholders, the consent of the holders of Chartwell's 10-1/4% Senior Notes due 2004, bank and regulatory approval and certain other conditions. The Merger is expected to be consummated in the fourth quarter of 1995.

   CONSOLIDATED RESULTS OF OPERATIONS

Consolidated net income for the six months ended June 30, 1995 was $3.7 million, $0.69 per share. This compares to a net loss for the six months ended June 30, 1994 of $3.4 million, $0.70 per share, after a $0.02 deduction for preferred dividends. The 1994 results included $6.5 million, $1.31 loss per share, from catastrophes and other major losses. The consolidated results also include after-tax investment gains of $835,000, $0.15 per share, compared to $704,000, $0.14 per share, for the six month period of 1994.

PIEDMONT MANAGEMENT COMPANY INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION (cont'd)

A discussion and analysis of results of operations on a segment basis follows.

                   SIX MONTHS ENDED JUNE 30, 1995 AND 1994

   REINSURANCE OPERATIONS

RECO's pre-tax operating income was $4.6 million in 1995 compared to a pre-tax operating loss of $7.5 million in 1994. The main reason for the turnaround in operating results from the prior year was a lack of significant catastrophe losses. The 1994 underwriting results were impacted by a series of catastrophe losses, beginning with the Northridge, California earthquake on January 17, 1994 followed by numerous other catastrophe losses during the first half of 1994. RECO's combined ratio, computed on a generally accepted accounting principles basis, was 111.1% in 1995 compared to 130.6% in 1994. The prior year's results included 18 loss ratio points attributed to catastrophe losses.

Net premiums written in 1995 were $65.9 million compared to $64.5 million for the six months of 1994. Net premiums earned in 1995 rose to $62.6 million compared to $56.4 million a year ago. The growth in earned premiums over the prior year in contrast to the more modest growth in premiums written over the prior year period relates to the fact that the company has not renewed a number of property reinsurance accounts. This strategy has been employed in an effort to reduce exposure to catastrophe loss. Losses and loss adjustment expenses incurred declined to $45.5 million in 1995, compared to $53.1 million a year ago, primarily as a result of the reduction in catastrophe and other major loss activity year to year. Acquisition and other underwriting expenses increased to $24.0 million in 1995 compared to $20.6 million a year ago. A portion of the increase relates to commissions on the reinsurance treaties subject to sliding scale provisions where additional commissions are paid depending upon profits generated under the treaty. There were also significant legal costs incurred in 1995 relating to certain claims in arbitration.

Net investment income was $10.3 million in 1995 compared to $9.0 million recorded a year earlier. This growth in net investment income over the prior year is mainly attributed to an increasing yield environment and an increase in the base of invested assets provided by the $17.5 million capital contribution to RECO made at the end of 1994.

In April, RECO's rating by A.M. Best Company, an independent rating entity serving the insurance industry, was reduced from "A-" (Excellent) to "B++" (Very Good). According to A.M. Best, although the rating downgrade primarily reflected RECO's poor operating results over the last five years and constrained growth in its policyholders' surplus, its rating outlook is stable given the company's redirection toward a specialty lines company and other operational changes which should benefit operating results in the future. This rating downgrade will limit RECO's ability to quote and participate on certain lines of new and renewal business during the remainder of 1995, resulting in a potential reduction in premium volume. The effects of the rating downgrade on results of operations depends on the company's ability to replace the foregone new and renewal business with alternative sources of premium and the underlying profitability of the business. However, management believes the proposed business combination with Chartwell Reinsurance Company and the redirecting of strategy toward specialty lines will have positive implications toward RECO's regaining its A- rating.

   INVESTMENT ADVISORY OPERATIONS

Investment advisory pre-tax income declined to $1.6 million in 1995 from $1.9 million last year. Revenues of $10.4 million were down 5% in comparison to 1994. This decline primarily resulted from lower sales commissions earned on the load mutual funds managed by Lexington Management Corporation (LMC) and also some account attrition at Lexington Capital Management (LCM). Service and

PIEDMONT MANAGEMENT COMPANY INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION (cont'd)

marketing costs in the period were down 3%. Total assets under management at LMC were $3.4 billion on June 30, 1995, $1.5 billion of which represent assets in the Lexington Family of Mutual Funds. The foregoing amounts of assets are virtually unchanged from year end 1994.

   PARENT COMPANY AND INVESTEES

The pre-tax operating loss for the parent company was $1.3 million in 1995 compared to $291,000 a year ago. While investment and other income compared favorably with 1994, interest expense increased to $973,000 from $210,000 a year ago. This reflects the $20.0 million loan refinancing at the end of 1994 which replaced a lower level of bank debt previously outstanding. The 1994 results also included pre-tax capital gains of $368,000. Other corporate operating expenses declined to $743,000 in 1995 compared to $868,000 a year ago. The reason for the decline was lower compensation expenses in comparison to last year and an increase in the allocation of certain operating expenses to subsidiary companies.

Equity in net earnings (losses) of investees, represented by RECO's investment in Continental National Corporation (CNC), was $244,000 in 1995 compared to a loss of $51,000 a year ago. CNC, like RECO, has experienced an improvement in underwriting results, due to the abatement in catastrophe losses in comparison to the prior year. Reflecting pre-tax income of $5.2 million, the Company has accrued current and deferred tax expenses totalling $1.5 million in 1995 versus a tax benefit of $2.6 million a year ago when the Company incurred a pre-tax loss of $5.9 million. Management believes the net deferred tax asset carried on June 30, 1995 in the amount of $14.8 million will be realized based on estimates of future taxable income.

           SECOND QUARTER 1995 COMPARED WITH SECOND QUARTER 1994

Consolidated net income in the period was $3.8 million, $0.70 per share, compared to net income of $1.0 million, $0.19 per share, for the second quarter of 1994.

   REINSURANCE OPERATIONS

RECO earned pre-tax operating income of $5.2 million in the period compared to $432,000 a year earlier. This improvement was primarily attributable to significantly better underwriting results in the period, the underwriting loss was $324,000 in 1995 compared to $4.4 million in 1994. There was an increase in net investment income to $5.1 million in 1995 from $4.5 million last year. Pre-tax capital gains compared favorably in each period, $433,000 in 1995 compared to $362,000 in 1994.

Net premiums written were $34.3 million in 1995 compared to $34.0 million last year. Premiums earned, on the other hand, increased to $33.1 million from $27.8 million a year ago. These year to year fluctuations in net premiums written and earned are consistent with the fluctuations for the semi-annual periods of each year and the reasons therefor are as explained in the preceding section. Likewise the increase in acquisition and other underwriting expenses over the prior year period reflect higher sliding scale commissions.

   INVESTMENT ADVISORY OPERATIONS

Investment advisory pre-tax operating income fell to $779,000 in 1995 from $961,000 a year ago. Pre-tax income at LMC declined slightly to $800,000 from $855,000 a year ago. The remaining combined asset management operations resulted in a slight loss on a pre-tax basis compared to income in the prior period.

PIEDMONT MANAGEMENT COMPANY INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION (cont'd)

   PARENT COMPANY AND INVESTEES

The pre-tax operating loss at the parent company was $674,000 in 1995 compared to $31,000 a year ago. In 1994, the parent company realized $372,000 in capital gains. Revenues and operating expenses compared favorably with 1994; however, interest expense rose to $460,000 in 1995 from $112,000 a year ago. This increase in interest expense is connected to the increase in the bank debt outstanding in 1995 over 1994.

Equity in net earnings (losses) of investees improved to $158,000 in the period versus a $31,000 loss in 1994.

           SECOND QUARTER 1995 COMPARED WITH FIRST QUARTER 1995

Consolidated net income in the second quarter was $3.8 million, $0.70 per share, in contrast to a net loss of $21,000, $0.01 per share, in the first quarter this year. The improved result in the period primarily relates to the turnaround in pre-tax operating results for RECO, where $5.2 million of pre-tax operating income was earned in the second quarter compared to a $602,000 operating loss in the first quarter. The underwriting loss for RECO was $324,000 in the second quarter compared to $6.6 million in the first quarter which included the effects of $2.5 million in major losses. The combined ratio was 101.0% in the second quarter compared to 122.6% in the first quarter. RECO's statutory policyholders' surplus, reflecting the improved operating results as well as unrealized gains on equity securities, rose to $97.4 million at the end of the second quarter, up from $90.6 million at the end of the first quarter. Net investment income of $5.1 million in the second quarter was down $95,000 in comparison with the first quarter.

Investment advisory pre-tax operating income was $779,000 in the second quarter compared to $853,000 in the first quarter. Advisory fees and other revenues increased to $5.3 million in the second quarter from $5.1 million in the first quarter and service and marketing costs increased to $4.5 million from $4.3 million in the second quarter. The parent company operating loss in the second quarter was $674,000, up from $598,000 in the first quarter, while RECO's equity in the net earnings of CNC nearly doubled from $86,000 in the first quarter to $158,000 for the second quarter.

      LIQUIDITY AND FINANCIAL CONDITION

Total assets on June 30, 1995 were $693.5 million, up from $675.5 million at the end of 1994. Invested assets grew to $390.4 million from $371.5 million during the same period. Virtually all of the Company's fixed income investments, primarily bonds, are categorized as available-for-sale and carried at market values, with unrealized gains and losses reflected in stockholders' equity, net of related deferred income taxes. On June 30, 1995, the weighted average maturity of the bond portfolio was approximately three years and the average quality rating was AA+. This segment of the portfolio has gradually increased in market value during the first half of the year as bond yields continue to fall for both short and intermediate term securities. On June 30, 1995 fixed maturities carried at market value were $258.3 million with an amortized cost of $261.3 million.

Total cash flow from operating activities was $5.4 million on June 30, 1995 compared to $5.1 million a year earlier. Cash flow from underwriting improved in 1995 as a result of the decline in property losses. Operating cash flow was also enhanced by investment income accretion during the period.

In keeping with an investment policy decision to reduce RECO's level of equity securities, a program was initiated during 1995 to sell a portion of those investments. Proceeds from the sales have been reinvested in short term investments and intermediate term fixed income securities.

PIEDMONT MANAGEMENT COMPANY INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION (cont'd)

The Company is in compliance with all covenants under its senior term bank loan agreement and expects to be able to be able to fund principal and interest payments on this loan mainly through the dividend paying capacity of its subsidiary companies. Principal payments amounting to $1.1 million are due under the terms of the bank loan by the end of 1995. Included among the loan covenants is a minimum statutory policyholders' surplus requirement of $90.0 million. On June 30, 1995, RECO's policyholders' surplus was $97.4 million.

The Company's liquidity position remains strong. Management intends to satisfy ongoing cash obligations through internally generated funds without any need to liquidate significant amounts of invested assets.

Consolidated stockholders' equity on June 30, 1995 was $118.5 million, compared to $102.5 million at the end of 1994. Included in consolidated stockholders' equity was net unrealized depreciation on invested assets of $1.6 million, down substantially from $13.9 million at the end of 1994. This improvement in carrying values of securities mainly reflects a turnaround in the market value of RECO's fixed income portfolio and is consistent with the generally lower interest rate environment of the first half of 1995.

EXHIBIT TO PART I

Computation of Earnings Per Common Share and Common Equivalent
Share for the Six Months Ended June 30, 1995 and 1994.

PIEDMONT MANAGEMENT COMPANY INC. AND SUBSIDIARIES

Part II.  Other Information
SIX MONTHS ENDED JUNE 30, 1995 AND 1994

Item 4.  Submission of Matters to a Vote of Security Holders
 (a)     Date of Meeting:  May 25, 1995 Annual Meeting of Stockholders
 (b) Directors elected: Haynes G. Griffin; William R. Miller; Stuart Smith Richardson; and Carl H. Tiedemann.

Each director received 4,799,160 votes, 99% of the votes cast, in favor of his election and 2,456 withheld.

Directors with continuing terms of office are: Sion A. Boney III; Terence N. Deeks; Robert M. DeMichele; L. Richardson Preyer; Lunsford Richardson, Jr.; Peter L. Richardson; R. Randolph Richardson; and Marion A. Woodbury.

 (c)     Other Matters Voted Upon:
         (1) The reelection of the Nominating and Proxy Committee was voted as follows:
              FOR:      4,791,990
              AGAINST:      7,735
              ABSTAIN:      1,891

         (2) A proposal to ratify the selection of Coopers & Lybrand as independent accountants of the Company was voted as follows:
              FOR:      4,800,000
              AGAINST:        831
              ABSTAIN:          0

Item 6.  Exhibits

Exhibit No. 27 Financial Data Schedule (filed with the Securities and Exchange Commission)

Other items under Part II have been omitted since they are either not required or are not applicable.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PIEDMONT MANAGEMENT COMPANY INC.



Date:  August 10, 1995      By  /S/ ROBERT M. DeMICHELE
                            Robert M. DeMichele, President
                            (Chief Executive Officer)


Date:  August 10, 1995      By  /S/ PETER J. PALENZONA
                            Peter J. Palenzona, Senior Vice President
                            Finance and Administration
                            (Chief Financial Officer)