Form 10-Q/A
period 1995-09-30
PIEDMONT MANAGEMENT CO INC
filed 1995-11-20
CIK 78457

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q/A

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

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                      Three Months Ended                       Nine Months Ended
                                         September 30,                           September 30,
                                     1995            1994                   1995             1994
REINSURANCE OPERATIONS:
 Gross premiums earned . . . .   $53,497,586     $58,558,954           $161,593,922        $159,103,593
 Ceded premiums earned . . . .   (23,090,378)    (22,253,017)           (68,602,921)        (69,358,463)
                                 -----------     -----------             -----------        ------------
 Net premiums earned . . . . .    30,407,208      33,305,937             92,991,001          89,745,130
 Net investment income . . . .     4,261,554       4,582,927             14,556,810          13,614,268
 Realized capital gains. . . .     2,149,273         226,277              3,434,420             940,752
                                  ----------       ---------              ---------          ----------
 Total revenues. . . . . . . .    36,818,035      38,115,141            110,982,231         104,300,150

 Losses and loss expenses. . .    74,131,668      43,088,526            151,888,234         146,301,596
 Reinsurance recoveries. . . .   (21,463,546)    (14,369,497)           (53,710,835)        (64,437,506)
                                 -----------      ----------             ----------          -----------
 Net losses and loss expenses.    52,668,122      28,719,029             98,177,399          81,864,090
 Acquisition and other
    underwriting expenses. . .     8,618,561      10,586,991             32,666,172          31,159,076
                                 -----------      ----------             ----------          ----------
 Total expenses. . . . . . . .    61,286,683      39,306,020            130,843,571         113,023,166
 Reinsurance operating loss. .   (24,468,648)     (1,190,879)           (19,861,340)         (8,723,016)

INVESTMENT ADVISORY OPERATIONS:
 Advisory, counseling fees
    earned and other income. .     5,383,549       5,723,038             15,825,768          16,732,355
 Service and marketing costs .     4,872,134       4,417,784             13,681,935          13,498,731
                                 -----------       ---------             ----------          ----------
 Investment advisory
    operating income. . . . .        511,415       1,305,254              2,143,833           3,233,624

PARENT COMPANY:
 Investment and other income         279,143        188,840                 723,366             607,347
 Realized capital gains (losses)         -              -                      (125)            368,215
 Interest expense. . . . . . .       453,660        107,613               1,426,247             317,569
 Other corporate expenses. . .       318,322        462,402               1,061,539           1,330,612
                                    ---------        -------              ---------           ---------
 Parent company operating loss      (492,839)      (381,175)             (1,764,545)           (672,619)
 Loss before equity in earnings
  (losses) of investees and
  income taxes. . . . . . . .    (24,450,072)      (266,800)            (19,482,052)         (6,162,011)
Equity in net earnings (losses)
  of investees . . . . . . .          40,291        (87,843)                283,821            (138,843)
                                  ----------       --------              -----------         -----------
                                 (24,409,781)      (354,643)            (19,198,231)         (6,300,854)
Provision for income taxes:
 Current . . . . . . . . . . .    (1,606,964)      (765,466)               (529,587)         (2,915,487)
 Deferred. . . . . . . . . . .    (6,862,294)       455,923              (6,467,211)             50,390
                                  -----------      ---------              -----------         ----------
                                  (8,469,258)      (309,543)             (6,996,798)         (2,865,097)

Net loss. . . . . . . . . . .   $(15,940,523)      $(45,100)           $(12,201,433)        $(3,435,757)
                                 ===========         =======            ============         ===========
RESULTS PER COMMON SHARE (EXHIBIT 1):
Net loss . . . . . . . . . . .        $(3.20)         $(.01)                 $(2.45)              $(.69)
Deduction for preferred dividends       (.01)          (.01)                   (.03)               (.03)
                                        ----           -----                    ----               -----
Net loss . . . . . . . . . . .        $(3.21)         $(.02)                 $(2.48)              $(.72)
                                        =====           ====                   =====               =====

See accompanying notes to financial statements.

PIEDMONT MANAGEMENT COMPANY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                                    9/30/95                 12/31/94
                                                  (Unaudited)              (Audited)
ASSETS:
Fixed Maturities:
 Held-to-Maturity, at amortized cost
(market:  $9,213,162 and $8,818,353)                 8,777,995                8,813,314
 Available-for-Sale, at market
(amortized cost:  $239,469,877 and $262,325,625)   237,172,352              244,335,744
Equity Securities, at market
(cost:  $48,972,472 and $67,214,430). . ..          52,478,441               66,666,764
Short-Term investments, at cost . . . . ..          94,336,433               51,703,561
                                                   -----------              -----------
   Total investments . . . . . . . . . . .         392,765,221              371,519,383
Cash. . . . . . . . . . . . . . . . . . ..          10,342,988                9,066,870
Investments in and advances to investee companies    5,155,745                4,634,527
Accrued interest and dividends receivable            3,418,930                3,687,258
Reinsurance recoverable . . . . . . . . ..         172,765,393              170,278,300
Premiums receivable . . . . . . . . . . ..          32,542,665               35,602,712
Prepaid reinsurance premiums. . . . . ....          24,219,051               22,980,856
Deferred policy acquisition costs . . ....          12,649,199               10,896,632
Deferred income taxes . . . . . . . . . ..          20,824,587               21,799,010
Other assets . . . . . . . . . . . . . ...          27,560,252               25,003,520
                                                   -----------              -----------
   Total assets. . . . . . . . . . . . . .        $702,244,031             $675,469,068
                                                   ===========              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Outstanding losses and loss expenses. . . .       $486,064,880             $461,533,490
Unearned premiums . . . . . . . . . . . . .         77,553,005               73,839,992
Loan payable. . . . . . . . . . . . . . . .         19,500,000               20,000,000
Expenses, taxes and other liabilities . . .         15,150,377               17,615,047
                                                   -----------              -----------
   Total liabilities . . . . . . . . . . ..        598,268,262              572,988,529
                                                   -----------              -----------
 Stockholders' equity:
Capital stock:
  Preferred stock, $1 par value, authorized
  2,000,000 shares; cumulative convertible
  Series A shares issued: 244,936 and 245,068          244,936                  245,068
  Common stock, $.50 par value, authorized
  12,000,000 shares; shares issued:
  5,252,503 and 5,250,539. . . . . . . . ..          2,626,252                2,625,269
Paid-in capital . . . . . . . . . . . . . .         28,023,481               28,007,604
Unrealized depreciation on investments and
  foreign translation adjustment, net of
  deferred income taxes.. . . . . . . . . .           (109,404)             (13,929,580)
Retained earnings . . . . . . . . . . . . .         74,913,004               87,254,678
Less cost of treasury stock (265,000 shares
common, 53,000 shares preferred) . . . . .          (1,722,500)              (1,722,500)
   Total stockholders' equity. . . . . . .         103,975,769              102,480,539
                                                   -----------              ------------
Commitments and contingencies
   Total liabilities and stockholders' equity     $702,244,031             $675,469,068
                                                   ===========              ===========

See accompanying notes to financial statements.

PIEDMONT MANAGEMENT COMPANY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                               Nine Months Ended September 30,

                                                   1995                   1994
Cash flows from operating activities:
 Net loss. . . . . . . . . . . . . . . . . .    $(12,201,433)           $(3,435,757)
 Adjustments to reconcile net loss to net
  cash from operating activities:
    Realized capital gains . . . . . . . . .      (3,434,295)            (1,308,967)
    Outstanding losses and loss expenses . .      24,531,390             23,087,664
    Unearned premiums. . . . . . . . . . . .       3,713,013             10,928,927
    Reinsurance recoverable. . . . . . . . .      (2,487,093)           (17,479,279)
    Premiums receivable. . . . . . . . . . .       3,060,047              2,078,358
    Prepaid reinsurance premiums . . . . . .      (1,238,195)              (511,134)
    Deferred acquisition costs . . . . . . .      (1,752,567)            (2,184,650)
    Amortization of bond premium, net. . . .         452,395                500,248
    Equity in net (earnings) losses of investees    (283,821)               138,843
    Income taxes recoverable . . . . . . . .        (529,587)            (2,914,457)
    Deferred income tax expense (benefit). .      (6,467,211)                50,390
    Accrued interest and dividends . . . . .         268,328                (17,914)
    Other items, net . . . . . . . . . . . .      (4,298,375)              (501,576)
                                                    ---------             ----------
 Total cash flows from operating activities.        (667,404)             8,430,696

Cash flows from investing activities:
 Purchases of Held-to-Maturity securities. .          -                  (3,519,421)
 Purchases of Available-for-Sale securities      (49,169,365)           (59,982,203)
 Proceeds from maturity of Held-to-Maturity
     securities. . . . . . . . . . . . . . .          -                   4,000,000
 Proceeds from maturity of Available-for-Sale
     securities. . . . . . . . . . . . . . .          -                  28,695,342
 Proceeds from sale of Available-for-Sale
     securities. . . . . . . . . . . . . . .       72,732,243             16,262,030
 Net (purchases) sales of Equity Securities        21,533,421             (4,351,892)
 Net (purchases) sales/maturities of Short-Term
     investments. . . . . . . . . . . . . . .     (42,669,502)            13,221,998
                                                   ----------             ----------
 Total cash flows from investing activities.        2,426,797             (5,674,146)

Cash flows from financing activities:
 Repayment of loans. . . . . . . . . . . .           (500,000)            (1,575,000)
 Proceeds from exercise of stock options . .           16,725                303,558
                                                     --------              ---------
 Total cash flows from financing activities          (483,275)            (1,271,442)
Net increase in cash . . . . . . . . . . .          1,276,118              1,485,108
Cash balance, beginning of year. . . . . .          9,066,870              6,727,821
                                                    ---------             ----------
Cash balance, end of period. . . . . . . .        $10,342,988             $8,212,929
                                                   ==========              =========
Supplemental cash flow disclosure:
 Interest paid . . . . . . . . . . . . . . .       $1,056,230               $311,597

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

The Merger is subject to the consent of the Company's and Chartwell's stockholders, bank, regulatory and certain other approvals and certain other conditions. The Merger and Spin-Off are each expected to be consummated in the fourth quarter of 1995.

PIEDMONT MANAGEMENT COMPANY INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

4.  BANK LOAN AGREEMENT:

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

Under the terms of the waiver, the Company has agreed to liquidate certain short-term invested assets and apply the proceeds thereof at the time of any such termination of the Merger Agreement to reduce amounts outstanding on the loan and to use its best efforts to sell its holdings of certain equity securities and apply the proceeds thereof to further reduce amounts outstand-ing on the loan. Chartwell has agreed, under certain circumstances, to purchase any such equity securities not otherwise sold in the event of a termination of the Merger Agreement. The Company has also agreed, under certain circumstances, to provide a security interest in certain liquid investments to its bank lender.

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

  Consolidated Results of Operations

The consolidated net loss for the nine months ended September 30, 1995 was $12.2 million, $2.48 per share. This compares to a net loss for the nine months ended September 30, 1994 of $3.4 million, $0.72 per share. Included in the nine months results for 1995 are charges in connection with the merger of the Company with and into Chartwell Re Corporation (Chartwell) as well as other non-recurring expenses relating to the spin-off of the Company's asset management operations. Further information regarding these adjustments is contained in the following discussion. Additional information on the Merger and Spin-Off is contained in Note 3 of the Notes to Financial Statements.

               Nine Months Ended September 30, 1995 and 1994

  Reinsurance Operations

The pre-tax operating loss for The Reinsurance Corporation of New York
(RECO) was $19.9 million compared to a pre-tax operating loss of $8.7 million in 1994. Included in the results for 1995 is a charge of $25.0 million, net of reinsurance of $7.5 million, strengthening the reserves for losses incurred but not reported with respect to RECO's business written in prior years. This reserve strengthening was agreed to in the Merger Agreement between the Company and Chartwell and was based on a reevaluation of RECO's business, particularly environmental and other latent injury claims and other long-tail casualty exposures. Such increase reflects the utilization of factors that are consistent with recent trends in the property and casualty insurance industry where a number of companies have increased IBNR reserves for these types of exposures in light of continued adverse development and as additional information becomes known.

Net premiums written were $95.5 million for nine months, a 5% decline over the prior year period. Premiums earned increased to $93.0 million from $89.8 million a year ago. The decline in premiums written is in line with RECO's strategy of withdrawing from certain classes of business. RECO has chosen not to renew a number of property reinsurance accounts primarily in an effort to reduce exposure to property related catastrophe losses. Excluding the effects of the $25 million net reserve strengthening mentioned above, loss activity for RECO declined in comparison to the prior year, primarily as a result of a reduction in catastrophe and other major loss activity in 1995. The combined ratio, computed on a generally accepted accounting principles basis, after excluding the foregoing reserve strengthening was 113.8% in the 1995 period.

For the 1995 period, net investment income was $14.6 million compared to $13.6 million for the 1994 period, a 7% increase. This increase is attributed to higher average yields and growth in the base of invested assets. During the fourth quarter of 1994, additional cash for investment was provided by the $17.5 million capital contribution made by Piedmont.

  Investment Advisory Operations

Pre-tax operating income was $2.1 million in the 1995 period, down from $3.2 million earned in the 1994 period. Results in the 1995 period include $1.0 million in non-recurring expenses (primarily legal and other professional fees) connected with the spin-off of Piedmont's asset management companies which is expected to occur by the end of 1995. Primarily as a result of a decline in average net assets, revenues in the mutual fund segment of Lexington are down in comparison to the prior year period. Service and marketing expenses also de-clined as compared to last year. On September 30, 1995 total assets under man-agement were $3.5 billion, an increase of $100 million since December 31, 1994.

PIEDMONT MANAGEMENT COMPANY INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

  Parent Company and Investees

The parent company operating loss for the nine months was $1.8 million compared to a loss of $673,000 a year ago. The main reason for the increase in pre-tax loss from last year relates to increased interest expense which, for the 1995 period, was $1.4 million compared to $318,000 for the 1994 period.
The Company entered into a senior term loan agreement in December of 1994 for $20.0 million, which replaced a previously outstanding loan in the amount of $8.2 million.

Equity in net earnings (losses) of investees was $284,000 in the 1995 period compared to a loss of $139,000 a year ago. This component of the Company's operating results is represented by RECO's investment in Continental National Corporation (CNC), an affiliated company. CNC has experienced an improvement in underwriting results in 1995 primarily as a result of the abatement in weather related losses in comparison to the prior year period and a continuing emphasis on underwriting lines of business that historically have produced better results for CNC.

The Company recorded a $19.2 million pre-tax loss for the nine months of 1995 which in turn created a net operating loss for tax purposes. The Company has accrued a current tax benefit of $530,000 because it was able to carry back a portion of this net operating loss to 1993. The $6.5 million deferred tax benefit is virtually all related to the net operating loss generated from results of operations in the period. The Company expects to realize the benefit of this loss based upon projections of taxable income to be earned in the carryforward period. On September 30, 1995 the net deferred tax asset carried in the balance sheet was $20.8 million. Management believes that amount will be realized based on estimates of future taxable income.

            Third Quarter 1995 Compared with Third Quarter 1994

In 1995, the consolidated net loss for the period was $15.9 million, $3.21 per share compared to a net loss of $45,000, $0.02 per share, in 1994.

  Reinsurance Operations

RECO's underwriting results in the third quarter were negatively impacted by losses from Hurricanes Luis and Marilyn which, in the aggregate, totalled $1.4 million. There was an additional loss reserve increase of $1.8 million in the period for RECO's share of a textile plant fire loss that occurred earlier this year. Excluding the effects of the $25.0 million net reserve strengthening, hurricanes and the fire loss of $3.2 million in the period, RECO's combined ratio, computed on a generally accepted accounting principles basis, was 108.8% in the third quarter of 1995. The 1994 third quarter reflected additional development of $1.1 million from the Northridge, California earthquake as well as $1 million relating to airline accidents and launching failures on telecommunication satellites.

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

PIEDMONT MANAGEMENT COMPANY INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

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

  Parent Company and Investees

The parent company operating loss in the third quarter was $493,000 compared to $381,000 for the same period in 1994.

Investment and other income increased to $279,000 in the 1995 period compared to $189,000 for the same period of 1994. The 1995 period included interest of $66,000 received from the Internal Revenue Service relating to a refund of prior year taxes. As explained above, interest expense increased over the prior year period.

Primarily for the reasons mentioned in the preceding section, the Company accrued current and deferred income tax benefits totalling $8.5 million.

           Third Quarter 1995 Compared With Second Quarter 1995

The consolidated net loss in the third quarter was $15.9 million, $3.21 per share, compared to net income of $3.8 million, $0.69 per share, earned in the second quarter of this year. RECO's operating results in the third quarter reflect the $25.0 million net reserve strengthening, as well as other losses from hurricanes and development on a prior period fire loss. Pre-tax realized capital gains in the third quarter were $2.1 million compared to $432,000 for the second quarter. This is in line with a policy decision to sell a portion of RECO's common stock portfolio to minimize its exposure to equity market volatility. Net investment income was $4.3 million compared to $5.1 million in the second quarter.

Excluding the effects of the reserve strengthening of $25.0 million and the hurricane and fire losses, the combined ratio in the third quarter was 108.8% compared to 101.0% in the second quarter. The second quarter was virtually catastrophe free, accounting for the lower combined ratio in that period.

Investment advisory pre-tax income in the third quarter declined to $511,000. However, this included $1.0 million in non-recurring costs related to the spin-off of the asset management companies. Investment advisory pre-tax operating income was $779,000 in the second quarter. The parent company operating loss in the third quarter was $493,000 compared to a loss of $674,000 in the second quarter.

PIEDMONT MANAGEMENT COMPANY INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

  Liquidity and Financial Condition

Total assets on September 30, 1995 were $702.2 million, up from $675.5 million at the end of 1994. Invested assets grew to $392.8 million from $371.5 million at the end of 1994. Virtually all of the Company's fixed income investments, primarily bonds, are categorized as available for sale and carried at market values, with unrealized gains and losses reflected in stockholders' equity, net of related deferred income taxes. On September 30, 1995, the weighted average maturity of the bond portfolio was 3.6 years and the average quality rating was AAA. On September 30, 1995, fixed maturities carried at market value were $237.2 million with an amortized cost of $239.5 million.

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

Consolidated stockholders' equity on September 30, 1995 was $104.0 million, compared to $102.5 million at the end of 1994. Consolidated stockholders' equity includes net unrealized depreciation on invested assets of $109,000, compared to unrealized depreciation of $13.9 million at the end of 1994. The significant turnaround in the nine months of 1995 was primarily due to the positive effects of the bond market rally on RECO's fixed income portfolio.

Exhibit to Part I

Computation of Loss Per Common Share and Common Equivalent Share for the Nine Months Ended September 30, 1995 and 1994.

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


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            PIEDMONT MANAGEMENT COMPANY INC.


Date:  November 20, 1995          By:  /S/ PETER J. PALENZONA
                                      -----------------------
                                  Peter J. Palenzona, Senior Vice President
                                  Finance and Administration
                                  (Chief Financial Officer)